Form 10-K/A
period 2000-12-31
STRUCTURED ASSET SECURITIES CORP MORT PAS THR CERT SE 2000 3
filed 2002-07-24
CIK 1120576

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


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
                         Series 2000-3 Trust
        (Exact name of registrant as specified in its charter)


                                   52-2291499
New York                           52-2291494
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Structured Asset Securities Corporation Series 2000-3 Trust established pursuant to the Trust Agreement among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services Inc., as Master Servicer, Bank One, National Association, as Trustee, and Wells Fargo Bank Minnesota, N.A., as Securities Administrator, pursuant to which the Structured Asset Securities Corporation Series 2000-3 Trust registered under the Securities Act of 1933
(the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)  Aurora Loan Services, Inc. <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  Aurora Loan Services, Inc. <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  Aurora Loan Services, Inc.  <F3>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 4, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Structured Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-3 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Securities Administrator

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 17, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Aurora Loan Services, Inc. <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Aurora Loan Services, Inc. <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Aurora Loan Services, Inc. <F3>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)


(LOGO) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663
Phone: (720) 931-4000
Fax: (720) 931-4444
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants


The Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 2000. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended November 30, 2000, is fairly stated, in all material respects.

   Ernst & Young LLP

   December 28, 2000


Ernst & Young LLP is a member of Ernst & Young International,Ltd.


EX-99.2 (a)

AURORA LOAN
SERVICES INC (LOGO)

Corporate Headquarters / 2530 S. Parker Rd., Suite 601 / Aurora, CO 80014
Phone: 303-632-3000 800-880-0128 / fax: 303-632-3001


December 28, 2000

Ernst & Young LLP
370 17th Street, Suite 4300
Denver, CO 80202


In connection with your compliance attestation engagement relating to our assertion about Aurora Loan Services Inc.'s (the "Company') compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of November 30, 2000 and for the year then ended, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to form an opinion on whether our assertion about the Company's compliance with the minimum servicing standards as set forth in the USAP is fairly stated in all material respects. Accordingly, we make the following representations with respect to our compliance with the minimum servicing requirements as set forth in the USAP as of November 30, 2000 and for the year then ended, which are true to the best of our knowledge and belief.

We acknowledge that, as members of management of the Company, we are responsible for complying with the minimum servicing standards as set forth in the USAP. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards referred to above as of November 30, 2000 and for the year then ended. Based on this evaluation, the Company has complied with the minimum servicing standards as set forth in the USAP.

There has been no known noncompliance with minimum servicing standards for the November 30, 2000 through the date of your attestation examination report.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $15,000,000 and $20,000,000, respectively.

We have made available to you all documentation related to compliance with the minimum servicing standards.

There has been no fraud involving management or employees who have significant roles in internal control over compliance with the minimum servicing standards. There has been no fraud involving other employees that could have a material effect on compliance with the minimum servicing standards.

There have been no communications from regulatory agencies concerning possible noncompliance with the minimum servicing standards for the year ended November 30, 2000 and through the date of your attestation examination report.

No events or transactions have occurred since November 30, 2000 or are pending that would have an effect on our compliance with minimum servicing standards at that date or for the year then ended.

We understand that your examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and was, therefore, designed primarily for the purpose of expressing an opinion on whether our assertion is fairly stated in all material respects based on criteria established by the Mortgage Bankers Association of America and that your procedures were limited to those that you considered necessary for that purpose.

Very truly yours,

Ralph A. Lenzi III
Chief Executive Officer

Rick W. Skogg
President

Barry M. Hansen
Chief Financial Officer